Form 10-K
period 2018-12-31
BANK 2018-BNK14
filed 2019-03-29
CIK 1749973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-206582-16

Central Index Key Number of the issuing entity:0001749973

BANK 2018-BNK14

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38-4088339 38-4088340 38-7206218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2018-BNK14 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the 685 Fifth Avenue Retail mortgage loan, which was serviced pursuant to the BANK 2018-BNK14 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 9/27/18 to 11/28/18) and, following the securitization of the related lead servicing note, the BANK 2018-BNK15 pooling and servicing agreement attached hereto as Exhibit 4.10 (from 11/29/18 to 12/31/18);

•   the Aventura Mall mortgage loan, which is serviced pursuant to the AMT 2018-AVM trust and servicing agreement attached hereto as Exhibit 4.2;

•   the Starwood Hotel Portfolio mortgage loan, which was serviced pursuant to the BANK 2018-BNK14 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 9/27/18 to 10/24/18) and, following the securitization of the related lead servicing note, the WFCM 2018-C47 pooling and servicing agreement attached hereto as Exhibit 4.9 (from 10/25/18 to 12/31/18);

•   the Millennium Partners Portfolio mortgage loan, which is serviced pursuant to the MSC 2018-MP trust and servicing agreement attached hereto as Exhibit 4.3;

•   the 1745 Broadway mortgage loan, which is serviced pursuant to the WFCM 2018-1745 trust and servicing agreement attached hereto as Exhibit 4.4;

•   the Shoppes at Chino Hills mortgage loan, which is serviced pursuant to the MSC 2018-H3 pooling and servicing agreement attached hereto as Exhibit 4.5;

•   the Navika Six Portfolio mortgage loan, which was serviced pursuant to the BANK 2018-BNK14 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 9/27/18 to 10/22/18) and, following the securitization of the related lead servicing note, the MSC 2018-L1 pooling and servicing agreement attached hereto as Exhibit 4.8 (from 10/23/18 to 12/31/18);

•   the CoolSprings Galleria mortgage loan, which is serviced pursuant to the BANK 2018-BNK12 pooling and servicing agreement attached hereto as Exhibit 4.6; and

•   the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan, which are serviced pursuant to the BANK 2018-BNK13 pooling and servicing agreement attached hereto as Exhibit 4.7.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, FSB, as NCB master servicer and NCB special servicer under the BANK 2018-BNK12 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK12 securitization trust by NCB, FSB.  AEGON USA Realty Advisors, LLC, as Fair Oaks Mall special servicer under the BANK 2018-BNK12 pooling and servicing agreement, only has obligations in respect of the Fair Oaks Mall mortgage loan securitized thereunder.  Each such party has no obligations with respect to the CoolSprings Galleria mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   NCB, FSB, as NCB master servicer and NCB special servicer under the BANK 2018-BNK13 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK13 securitization trust by NCB, FSB and has no obligations with respect to the Pfizer Building mortgage loan or the Anderson Towne Center mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the MSC 2018-L1 pooling and servicing agreement, pursuant to which the Navika Six Portfolio mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2018-BNK14 master servicer, is not affiliated with any sponsor and services only the Navika Six Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as MSC 2018-L1 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   CWCapital Asset Management LLC is the special servicer under the AMT 2018-AVM trust and servicing agreement, pursuant to which the Aventura Mall mortgage loan is serviced.  Because CWCapital Asset Management LLC is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the Aventura Mall mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, CWCapital Asset Management LLC, as AMT 2018-AVM special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Aegon USA Realty Advisors, LLC is the special servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced.  Because Aegon USA Realty Advisors, LLC is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the 1745 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as WFCM 2018-1745 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the MSC 2018-H3 pooling and servicing agreement, pursuant to which the Shoppes at Chino Hills mortgage loan is serviced. Because LNR Partners, LLC is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the Shoppes at Chino Hills mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2018-H3 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Torchlight Loan Services, LLC is the special servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan are serviced. Because Torchlight Loan Services, LLC is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan, which collectively constitute less than 5% of the mortgage pool, Torchlight Loan Services, LLC, as BANK 2018-BNK13 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK15 pooling and servicing agreement, pursuant to which the 685 Fifth Avenue Retail mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 685 Fifth Avenue Retail mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the AMT 2018-AVM trust and servicing agreement, pursuant to which the Aventura Mall mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Aventura Mall mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-C47 pooling and servicing agreement, pursuant to which the Starwood Hotel Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Starwood Hotel Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer and special servicer under the MSC 2018-MP trust and servicing agreement, pursuant to which the Millennium Partners Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Millennium Partners Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 1745 Broadway mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the MSC 2018-H3 pooling and servicing agreement, pursuant to which the Shoppes at Chino Hills mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Shoppes at Chino Hills mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the CoolSprings Galleria mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the CoolSprings Galleria mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan are serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan for the reporting period. Wells Fargo Bank, National Association in such capacity also engaged the services of Bernard Finance Corporation as a servicing function participant in respect of the Anderson Towne Center mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 27, 2018, and other than as follows:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  All fact discovery was completed in December 2018 and expert discovery was completed on March 15, 2019.  There can be no assurances as to possible impact on CWCAM of these rulings and the transfer to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the parties are in the midst of discovery.  However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 4 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. The New Complaint and related summons were not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety, which has not been decided. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the allegations in the New Complaint are without merit.  CWCAM intends to vigorously contest each of the claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 27, 2018, (i) Wells Fargo Bank, National Association, the master servicer and the custodian, is also the master servicer and the custodian under each Outside Pooling and Servicing Agreement (other than the MSC 2018-L1 pooling and servicing agreement, under which it is only the related master servicer) pursuant to which the outside serviced mortgage loans (other than the Navika Six Portfolio mortgage loan) are currently serviced, (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the BANK 2018-BNK15 pooling and servicing agreement, pursuant to which the 685 Fifth Avenue Retail mortgage loan is serviced, under the WFCM 2018-C47 pooling and servicing agreement, pursuant to which the Starwood Hotel Portfolio mortgage loan is serviced, and the master servicer and special servicer under the MSC 2018-L1 pooling and servicing agreement, pursuant to which the Navika Six Portfolio mortgage loan is serviced, is also the special servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the CoolSprings Galleria mortgage loan is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of September 1, 2018, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of June 29, 2018, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the Aventura Mall Trust 2018-AVM securitization transaction, pursuant to which the Aventura Mall Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.3) Trust and Servicing Agreement, dated as of August 7, 2018, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer and as special servicer, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator and custodian, relating to the MSC 2018-MP securitization transaction, pursuant to which the Millennium Partners Portfolio Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of July 2, 2018, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and Wilmington Trust, National Association, as trustee, relating to the WFCM 2018-1745 securitization transaction, pursuant to which the 1745 Broadway Mortgage Loan is serviced  (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of July 1, 2018, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the MSC 2018-H3 securitization transaction, pursuant to which the Shoppes at Chino Hills Mortgage Loan is serviced  (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of May 1, 2018, among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, AEGON USA Realty Advisors, LLC, as Fair Oaks Mall special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2018-BNK12 securitization transaction, pursuant to which the CoolSprings Galleria Mortgage Loan is serviced  (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.7) Pooling and Servicing Agreement, dated as of August 1, 2018, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Torchlight Loan Services, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2018-BNK13 securitization transaction, pursuant to which the Pfizer Building Mortgage Loan and the Anderson Towne Center Mortgage Loan are serviced  (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.8) Pooling and Servicing Agreement, dated as of October 1, 2018, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the MSC 2018-L1 securitization transaction, pursuant to which the Navika Six Portfolio Mortgage Loan was serviced from 10/23/18 to 12/31/18 (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K filed on October 29, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.9) Pooling and Servicing Agreement, dated as of October 1, 2018, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the WFCM 2018-C47 securitization transaction, pursuant to which the Starwood Hotel Portfolio Mortgage Loan was serviced from 10/25/18 to 12/31/18 (filed as Exhibit 4.9 to the registrant's Current Report on Form 8-K filed on October 30, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(4.10) Pooling and Servicing Agreement, dated as of November 1, 2018, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2018-BNK15 securitization transaction, pursuant to which the 685 Fifth Avenue Retail Mortgage Loan was serviced from 11/29/18 to 12/31/18 (filed as Exhibit 4.10 to the registrant's Current Report on Form 8-K filed on December 4, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  National Cooperative Bank, N.A., as NCB Master Servicer

33.5  Rialto Capital Advisors, LLC, as Special Servicer

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 33.3)

33.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 33.8)

33.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 33.9)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 33.8)

33.18  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.25  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.27  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.28  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.29  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.30  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.31  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.32  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.33  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18)

33.35  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18)

33.36  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 33.34)

33.37  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.3)

33.38  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.8)

33.39  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.9)

33.40  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 33.34)

33.41  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 33.34)

33.42  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 33.2)

33.43  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

33.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 33.2)

33.45  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

33.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

33.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

33.48  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 33.2)

33.49  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

33.50  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  National Cooperative Bank, N.A., as NCB Master Servicer

34.5  Rialto Capital Advisors, LLC, as Special Servicer

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 34.3)

34.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 34.8)

34.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 34.9)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 34.8)

34.18  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.25  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.27  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.28  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.29  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.30  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.31  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.32  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.33  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18)

34.35  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18)

34.36  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 34.34)

34.37  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.3)

34.38  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.8)

34.39  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.9)

34.40  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 34.34)

34.41  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 34.34)

34.42  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 34.2)

34.43  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

34.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 34.2)

34.45  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

34.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

34.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

34.48  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 34.2)

34.49  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

34.50  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  Rialto Capital Advisors, LLC, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18)

35.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18)

35.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 35.15)

35.17  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18)

35.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 35.15)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 35.15)

35.20  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/29/18 to 12/31/18) (see Exhibit 35.2)

35.21  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

35.22  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 10/25/18 to 12/31/18) (see Exhibit 35.2)

35.23  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

35.24  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

35.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

35.26  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 10/23/18 to 12/31/18) (see Exhibit 35.2)

35.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

35.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 9/27/18 to 12/31/18) and Anderson Towne Center (from 9/27/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.5) Amended and Restated Agreement Between Note Holders, dated as of September 26, 2018, by and between Bank of America N.A., as initial note A-1 holder, and Bank of America N.A., as initial note A-2 holder, relating to the 685 Fifth Avenue Retail loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.6) Co-lender Agreement, dated as of June 7, 2018, by and among JPMorgan Chase Bank, National Association, as initial note A-1-A holder, initial note A-2-A-1 holder, initial note A-2-A-2 holder, initial note A-2-A-3 holder, initial note A-2-A-4 holder, initial note A-2-A-5 holder and initial note B-1 holder, Deutsche Bank, AG, New York Branch, as initial note A-1-B holder, initial note A-2-B-1 holder, initial note A-2-B-2 holder, initial note A-2-B-3 holder, initial note A-2-B-4 holder, initial note A-2-B-5 holder and initial note B-2 holder, Wells Fargo Bank, National Association, as initial note A-1-D holder, initial note A-2-D-1 holder, initial note A-2-D-2 holder, initial note A-2-D-3 holder, initial note A-2-D-4 holder, initial note A-2-D-5 holder and initial note B-4 holder, and Morgan Stanley Bank, N.A., as initial note A-1-C holder, initial note A-2-C-1 holder, initial note A-2-C-2 holder, initial note A-2-C-3 holder, initial note A-2-C-4 holder, initial note A-2-C-5 holder and initial note B-3 holder, relating to the Aventura Mall loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of September 7, 2018, by and between Wells Fargo Bank, National Association, as initial note A-1 holder and initial note A-2 holder, and Column Financial Inc., as initial note A-3 holder and initial note A-4 holder, relating to the Prudential - Digital Realty Portfolio loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of September 27, 2018, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder, and Wells Fargo Bank, National Association, as initial note A-4 holder, relating to the Starwood Hotel Portfolio loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of August 9, 2018, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder and initial note A-6 holder, Morgan Stanley Bank, N.A., as initial note B-1 holder, initial note B-2 holder, initial note B-3 holder, initial note B-4 holder, initial note B-5 holder and initial note B-6 holder, and Morgan Stanley Bank, N.A., as initial note C holder, relating to the Millennium Partners Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of July 1, 2018, by and among Wells Fargo Bank, National Association, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder, Wells Fargo Bank, National Association, as initial note A-4 holder, Wells Fargo Bank, National Association, as initial note A-5 holder, Wells Fargo Bank, National Association, as initial note A-6 holder, Wells Fargo Bank, National Association, as initial note A-7 holder, and Wells Fargo Bank, National Association, as initial note A-8 holder, relating to the 1745 Broadway loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of July 12, 2018, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, and Morgan Stanley Bank, N.A., as initial note A-3 holder, relating to the Shoppes at Chino Hills loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of September 27, 2018, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, and Morgan Stanley Bank, N.A., as initial note A-2 holder, relating to the Navika Six Portfolio loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.13) Amended and Restated Agreement Between Note Holders, dated as of July 17, 2018, by and between Wilmington Trust, National Association, as trustee for the benefit of the registered holders of the BANK 2018-BNK12, Commercial Mortgage Pass-Through Certificates, Series 2018-BNK12, as initial note A-1 holder, Wilmington Trust, National Association, as trustee for the benefit of the registered holders of the BANK 2018-BNK12, Commercial Mortgage Pass-Through Certificates, Series 2018-BNK12, as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder, Wells Fargo Bank, National Association, as initial note A-4-1 holder, and Wells Fargo Bank, National Association, as initial note A-4-2 holder, relating to the CoolSprings Galleria loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.14) Agreement Between Note Holders, dated as of July 27, 2018, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, Morgan Stanley Bank, N.A., as initial note A-3 holder, Morgan Stanley Bank, N.A., as initial note A-4 holder, and Morgan Stanley Bank, N.A., as initial note A-5 holder, relating to the Pfizer Building loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(99.15) Agreement Between Note Holders, dated as of July 27, 2018, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, and Morgan Stanley Bank, N.A., as initial note A-2 holder, relating to the Anderson Towne Center loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2019