Form 10-K
period 2020-12-31
BANK 2018-BNK14
filed 2021-03-30
CIK 1749973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2020

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

•   Argentic Services Company LP is the current special servicer under the BANK 2018-BNK12 pooling and servicing agreement, under which the CoolSprings Galleria mortgage loan is serviced. On July 7, 2020, Midland Loan Services, a Division of PNC Bank, National Association, was replaced as special servicer under the BANK 2018-BNK12 pooling and servicing agreement and succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the CoolSprings Galleria mortgage loan, which constitutes less than 5% of the mortgage pool, Argentic Services Company LP, as BANK 2018-BNK12 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.  With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire $614 million in penalty interest. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that penalty interest in the amount of $614 million was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.  CWCAM intends to vigorously contest each of the remaining claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 27, 2018.

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

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.18  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.25  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.27  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.28  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.29  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.30  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.31  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.32  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.33  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20)

33.35  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20)

33.36  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.34)

33.37  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.3)

33.38  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.8)

33.39  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.9)

33.40  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.34)

33.41  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 7/5/20) (see Exhibit 33.34)

33.42  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.43  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.45  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.48  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.49  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

33.50  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.18  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.25  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.27  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.28  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.29  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.30  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.31  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.32  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.33  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20)

34.35  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20)

34.36  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.34)

34.37  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.3)

34.38  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.8)

34.39  National Tax Search, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.9)

34.40  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.34)

34.41  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 7/5/20) (see Exhibit 34.34)

34.42  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.43  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.45  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.48  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.49  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

34.50  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  Rialto Capital Advisors, LLC, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.15)

35.17  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.3)

35.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.15)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 7/5/20) (see Exhibit 35.15)

35.20  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.21  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.22  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.23  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.24  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.26  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

35.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/20 to 12/31/20) and Anderson Towne Center (from 1/1/20 to 12/31/20) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

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

Date:  March 30, 2021