Form 10-K
period 2021-12-31
BANK 2018-BNK14
filed 2022-03-30
CIK 1749973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   Aegon USA Realty Advisors, LLC was, until April 28, 2021, the special servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced.  Because Aegon USA Realty Advisors, LLC is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and serviced only the 1745 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as WFCM 2018-1745 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Argentic Services Company LP is the current special servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced, and the current special servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the CoolSprings Galleria mortgage loan is serviced. On July 7, 2020, Midland Loan Services, a Division of PNC Bank, National Association, was replaced as special servicer under the BANK 2018-BNK12 pooling and servicing agreement and succeeded by Argentic Services Company LP. On April 28, 2021, Aegon USA Realty Advisors, LLC was replaced as special servicer under the WFCM 2018-1745 trust and servicing agreement and succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the BANK 2018-BNK14 special servicer, is not affiliated with any sponsor and services only the 1745 Broadway mortgage loan and the CoolSprings Galleria mortgage loan, which together constitute more than 5% but less than 10% of the mortgage pool, Argentic Services Company LP, as WFCM 2018-1745 special servicer and BANK 2018-BNK12 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the current general special servicer under the BANK 2018-BNK15 pooling and servicing agreement, pursuant to which the 685 Fifth Avenue Retail mortgage loan is serviced. On July 7, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BANK 2018-BNK15 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK15 pooling and servicing agreement, pursuant to which the 685 Fifth Avenue Retail mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 685 Fifth Avenue Retail mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the AMT 2018-AVM trust and servicing agreement, pursuant to which the Aventura Mall mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Aventura Mall mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-C47 pooling and servicing agreement, pursuant to which the Starwood Hotel Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Starwood Hotel Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer and special servicer under the MSC 2018-MP trust and servicing agreement, pursuant to which the Millennium Partners Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Millennium Partners Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 1745 Broadway mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the MSC 2018-H3 pooling and servicing agreement, pursuant to which the Shoppes at Chino Hills mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Shoppes at Chino Hills mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the CoolSprings Galleria mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the CoolSprings Galleria mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Pfizer Building mortgage loan and the Anderson Towne Center mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.16, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016, PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 27, 2018. In addition, (i) Argentic Services Company LP, the special servicer under the WFCM 2018-1745 trust and servicing agreement, pursuant to which the 1745 Broadway mortgage loan is serviced, is also the general special servicer under the BANK 2018-BNK12 pooling and servicing agreement; and (ii) LNR Partners, LLC, the general special servicer under the BANK 2018-BNK15 pooling and servicing agreement, pursuant to which the 685 Fifth Avenue Retail mortgage loan is serviced, is also (a) the special servicer under the MSC 2018-H3 pooling and servicing agreement, (b) an affiliate of Starwood Mortgage Capital LLC, the originator of the Navika Six Portfolio mortgage loan, and (c) an affiliate of SCG Hotel Investors Holdings L.P., one of the obligors under the Starwood Hotel Portfolio mortgage loan.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  National Cooperative Bank, N.A., as NCB Master Servicer

33.7  Rialto Capital Advisors, LLC, as Special Servicer

33.8  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.6)

33.9  Park Bridge Lender Services LLC, as Operating Advisor

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.21  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.23  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.24  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.26  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.27  LNR Partners, LLC, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 7/7/21 to 12/31/21)

33.28  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 7/6/21)

33.29  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.28)

33.31  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.32  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.33  Argentic Services Company LP, as Special Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 4/28/21 to 12/31/21)

33.34  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 33.27)

33.35  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.28)

33.36  Argentic Services Company LP, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 33.33)

33.37  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.42  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.43  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.44  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.45  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.46  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.48  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.49  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.50  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.51  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.52  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.53  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.54  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 11/1/21 to 12/31/21) and Anderson Towne Center (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  National Cooperative Bank, N.A., as NCB Master Servicer

34.7  Rialto Capital Advisors, LLC, as Special Servicer

34.8  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.6)

34.9  Park Bridge Lender Services LLC, as Operating Advisor

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.21  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.23  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.24  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.26  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.27  LNR Partners, LLC, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 7/7/21 to 12/31/21)

34.28  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 7/6/21)

34.29  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.28)

34.31  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.32  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.33  Argentic Services Company LP, as Special Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 4/28/21 to 12/31/21)

34.34  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 34.27)

34.35  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.28)

34.36  Argentic Services Company LP, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 34.33)

34.37  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.42  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.43  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.44  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.45  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.46  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.47  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.48  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.49  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.50  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.51  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.52  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.53  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.54  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 11/1/21 to 12/31/21) and Anderson Towne Center (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  National Cooperative Bank, N.A., as NCB Master Servicer

35.7  Rialto Capital Advisors, LLC, as Special Servicer

35.8  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.6)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.16  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.17  LNR Partners, LLC, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 7/7/21 to 12/31/21)

35.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 7/6/21)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.18)

35.20  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.21  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 35.17)

35.22  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.18)

35.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK15 securitization, pursuant to which the following mortgage loans were serviced by such party: 685 Fifth Avenue Retail (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.25  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.26  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.28  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C47 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Hotel Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.29  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.30  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.32  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-1745 securitization, pursuant to which the following mortgage loans were serviced by such party: 1745 Broadway (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.33  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.34  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Shoppes at Chino Hills (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.35  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.36  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-L1 securitization, pursuant to which the following mortgage loans were serviced by such party: Navika Six Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.37  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: CoolSprings Galleria (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.39  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 1/1/21 to 12/31/21) and Anderson Towne Center (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Pfizer Building (from 11/1/21 to 12/31/21) and Anderson Towne Center (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated September 18, 2018, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on September 27, 2018 under SEC File No. 333-206582-16 and incorporated by reference herein).

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

(99.16) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-16 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022